Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

                              FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      450 Fifth Street, N.W.
                      Washington, D.C.  20549

                  ______________________________

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996
                  Commission File Number 33-53016

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1995-1
                  ISSUE DATE:  FEBRUARY 27, 1995
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4012443
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No   .
     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]   Not applicable.

Registrant has not been involved in bankruptcy proceedings during the preceding five years and is not reporting as a corporate issuer.

                                  Part I
                                  ------

     Item 1.  Business.  Not applicable.
     ------   --------

     Item 2.  Properties.
     ------   ----------
The Registrant furnishes information regarding the mortgaged properties by reference to the annual report (the "Annual Report") filed under Item 14 hereof and attached hereto as Exhibit 99.1. Page 3 of the Annual Report pro-vides the number and aggregate principal balance of delinquent or fore-closed mortgage loans as well as the available special hazard, bankruptcy and fraud coverage available to certain Certificates.

     Item 3.  Legal Proceedings.
     ------   -----------------
There are no material pending legal proceedings involving either the Mortgage Pool or the Trustee or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the Trustee's or the Registrant's duties under the Pooling and Servicing Agreement.

     Item 4.  Submission of Matters to a Vote of Security Holders.
     ------   ---------------------------------------------------
No vote or consent of Certificateholders has been solicited for any purpose during the fourth quarter of the fiscal year covered by this report.

                               Part II
                               -------

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
     ------   -------------------------------------------------------------
Matters.  Not applicable.
-------

     Item 6.  Selected Financial Data.  Not applicable.
     ------   -----------------------

     Item 7.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
Results of Operation.  Not applicable.
--------------------

     Item 8.  Financial Statements and Supplementary Data.  Not applicable.
     ------   -------------------------------------------

     Item 9.  Changes in and Disagreements With Accountants on Accounting and
     ------   ---------------------------------------------------------------
Financial Disclosure.  No material disagreement concerning accounting proce-
--------------------
dures or change of accountants has occurred.

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Chase Manhattan Bank    $  20,000,000.00          88.89
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Floor
Class A-2        New York, NY  10081

Mortgage         Northern Trust          $   2,500,000.00          11.11
Pass-Through     Company
Certificates,    801 S. Canal C-In
Class A-2        Chicago, IL  60607

Mortgage         Citicorp Services,      $  14,812,000.00          100
Pass-Through     PO Box 30576
Certificates,    Tampa, FL  33630-3576
Class A-3

Mortgage          The Bank of New York   $  13,258,000.00          100
Pass-Through      925 Patterson Plank Rd.
Certificates,     Secaucus, NJ  07094
Class A-4


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

     EX-99.1  Report on the mortgaged properties filed under Part I, Item 2.

     EX-99.2 Report of Ernst & Young regarding Master Servicer's servicing activities, prepared pursuant to the Pooling and Servicing Agreement.

          The Registrant has filed a Report on Form 8-K on or before the tenth day of each month during the last quarter of the period covered by this report. Each such Report on Form 8-K described distributions made to Certificateholders on the Distribution Date occurring in the month pre-ceding the month in which such Report on Form 8-K was filed, as well as provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements for Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PNC MORTGAGE SECURITIES CORP.
                                  as Sponsor
                                 (Registrant)

March 28, 1997           By:  \s\Thomas G. Lehmann          Vice President
                              --------------------
                               Thomas G. Lehmann

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                Signatures                   Title
----                                ----------                   -----

Principal Executive Officers and Directors:

March 28, 1997      \s\Saiyid T. Naqvi                  President and Director
                    ------------------
                    Saiyid T. Naqvi

March 28, 1997      \s\Alexander T. Topping, Jr.        Director and Senior
                    -----------------------------       Vice President
                    Alexander T. Topping, Jr.


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1995-1

              Annual Accounting Report Reference Sheet
              ----------------------------------------

The Annual Accounting Report discloses relevant Mortgage Pool information for each month of the current reporting year as well as aggregates of such infor-mation for the reporting year. The descriptions below refer primarily to the aggregate information which is located in the "Total" column on page two of the report.

SECTION A  ("BALANCES FROM LAST FISCAL MONTH-END")

Carries forward the loan count and the aggregate principal balance of the Mortgage Pool from the previous Annual Report.

SECTION B  ("PRINCIPAL POOL COLLECTIONS")

Shows detailed information regarding principal collections on the mortgage loans. The line "Scheduled Principal Collected Due Current Month" repre-sents the current year's aggregate principal installments applied to the Certificate Principal Balance. The line "Unscheduled Principal Collections/ Reversals" represents partial prepayments of principal (curtailments) applied or reversed in the current year. The line "Liquidations-in-Full" represents the proceeds of prepaid mortgage loans and foreclosed mortgage loans, as well as insurance proceeds applied to liquidate defaulted mortgage loans.
The lines "Principal Balance Sale Adjustments" represent adjustments to original Certificate Principal Balances purchased by the Certificateholders resulting from incorrect data supplied by the Seller/Servicers at the Mortgage Pool origination. The line "Net Principal Distributed" represents the actual distribution to Certificateholders respecting principal applied to the Certi-ficate Principal Balance.

SECTION C  ("CAPITAL LOSS")

Shows the amount of principal written off as a result of receiving sale and insurance proceeds on acquired property insufficient to cover the outstanding principal balance of the mortgage loan at the time of liquidation.

SECTION D  ("BALANCE CURRENT FISCAL MONTH-END")

Provides the outstanding Mortgage Pool Principal Balance reported in dollars at the close of the current fiscal year.

SECTION E  ("SCHEDULED INTEREST AT MORTGAGE RATE")

Shows scheduled interest collections. The fiscal year's aggregate interest installments at the pass-through rate due on the Certificate Principal Balance outstanding at the beginning of each fiscal month is shown under the appropriate column. The actual amount of interest distributed for the current fiscal year after the rounding adjustment is shown in the "Total" column.

SECTION F  ("UNSCHEDULED INTEREST AT MORTGAGE RATE")

Provides detailed information regarding interest collections or reversals other than the scheduled interest collections. The line "Unscheduled Interest Collections/Reversals" represents interest collected or reversals of previous interest applications. The lines "Interest Sale Adjustments" represent the interest, at the pass-through rate, applicable to the Certi-ficate Principal Balance increased, or the Certificate Principal Balance decreased, as reported in Section B. The line "Interest Accrual Adjustment" represents adjustments to the scheduled interest resulting from the appli-cation of the partial prepayment of principal (curtailment) before the installment due in any one fiscal month during the current fiscal year.
The line "Interest Uncollected on Liquidation" represents that portion of the accrued interest (based on a 30 day month) that was not collected as a result of a liquidation-in-full in the current fiscal year. The line "Interest Uncollected on Non-Earning Assets" represents the interest accrued but not collected as a result of a mortgage loan in a non-earning (non accruing) status. The line "Net Unscheduled Interest Distributed" represents the actual distribution of unscheduled items to Certificateholders.

SCHEDULE G  ("OTHER")

Provides detailed information regarding collections of mortgage loan conversion fees, expense reimbursements, i.e., property preservation expenses, etc., gains on liquidated mortgage loans and hazard insurance premium refunds as a result of a liquidations-in-full on defaulted mortgage loans.

SECTION H  ("SCHEDULED SERVICING FEE EXPENSES")

Provides a break-down of servicing fees payable to PNC Mortgage Securities Corp. and Seller/Servicers, representing the difference between interest collected at the mortgage rates and interest passed through to Certifi-cateholders at the pass-through rate (see Section E).

SECTION I  ("UNSCHEDULED SERVICING FEES")

Provides detailed information on servicing fees directly related to the funds reported under "Unscheduled Interest at Mortgage Rate" (Section F).

SECTION J  ("MISCELLANEOUS EXPENSES")

Shows the amount of expenses reimbursed to PNC Mortgage Securities Corp. and Seller/Servicers for expenditures resulting from mortgage loans in foreclo-sure, i.e., attorney fees, trustee fees, property preservation expenses, etc., which are reimbursable under the terms of the Pooling and Servicing Agreement. The expenses will not be reimbursed until all proceeds available from primary mortgage insurance, if any, have been deposited to the certificate account.

SECTION K  ("NET FUNDS DISTRIBUTED")

Provides the aggregate amount distributed to Certificateholders for the current fiscal year.

SECTION L  ("MEMO ITEMS")

Provides a breakdown of Seller/Servicer compensation resulting from collection of late charges, prepayment fees, and other miscellaneous fees; and of advances of principal and interest made by Seller/Servicers and PNC
Mortgage Securities Corp.

SECTION M  ("INSURANCE RESERVES")

Provides certain information regarding the status of the credit, special hazard, bankruptcy and fraud support established for certain Certificates.

SECTION N  ("DELINQUENT INSTALLMENTS")

Provides certain information regarding delinquent mortgage loans as of the calendar year end.