Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

                              FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      450 Fifth Street, N.W.
                      Washington, D.C.  20549

                  ______________________________

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996
                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1995-2
                  ISSUE DATE:  SEPTEMBER 29, 1995
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4041590
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Chase Manhattan Bank     $   7,350,000.00          29.05
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Floor
Class A-1        New York, NY  10081

Mortgage         Citicorp Services, Inc.  $  17,950,000.00          70.95
Pass-Through     PO Box 30576
Certificates,    Tampa, FL  33630-3576
Class A-1

Mortgage         Chase Manhattan Bank/    $  23,963,000.00          100
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-2        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Chase Manhattan Bank     $   5,524,000.00          64.81
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Fl.
Class A-3        New York, NY  10081

Mortgage         Chase Manhattan Bank/    $   3,000,000.00          35.19
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-3        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Chase Manhattan Bank/    $  27,459,000.00          73.30
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-4        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Citicorp Services, Inc.   $  10,000,000.00         26.70
Pass-Through     PO Box 30576
Certificates,    Tampa, FL  33630
Class A-4

Mortgage         Chase Manhattan Bank/     $   21,925,000.00        45.02
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-5        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Commerce Bank of Kansas   $    3,000,000.00         6.16
Pass-Through     City, N.A.
Certificates,    Investment Management
Class A-5        Group
                 922 Walnut
                 Kansas City, MO  64106

Mortgage         IBJ Schroder Bank &        $   5,231,000.00        10.74
Pass-Through     Trust Co.
Certificates,    One State Street Plaza
Class A-5        New York, NY  10004

Mortgage         Northern Trust Company     $   9,000,000.00        18.48
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-5

Mortgage         Wachovia Bank North        $   3,000,000.00         6.16
Pass-Through     Carolina
Certificates,    100 N. Main St., NC37121
Class A-5        Winston-Salem, NC  27150

Mortgage         Chase Manhattan Bank/      $   1,054,000.00         5.55
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-6        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Cowen & Co.                $   1,112,000.00         5.85
Pass-Through     c/o ADP Proxy Services
Certificates,    51 Mercedes Way
Class A-6        Edgewood, NY  11717

Mortgage         Gruntal & Co. Incorporated $   5,662,000.00        29.80
Pass-Through     c/o ADP Proxy Services
Certificates,    51 Mercedes Way
Class A-6        Edgewood, NY  11717

Mortgage         Janney Montgomery Scott,   $   1,231,000.00         6.47
Pass-Through     Inc.
Certificates,    c/o ADP Proxy Services
Class A-6        51 Mercedes Way
                 Edgewood, NY  11717

Mortgage         Sigler & Co.               $   6,075,039.00        100
Pass-Through     c/o Chemical Bank
Certificates,    Dept. 3492, PO Box 50000
Class B-1        Newark, NJ  07101

Mortgage         Batrus & Co.               $     545,000.00        11.53
Pass-Through     c/o Bankers Trust Co.
Certificates,    PO Box 706
Class B-2        Church Street Station
                 New York, NY  10008

Mortgage         Cudd & Co.                 $     500,000.00        10.58
Pass-Through     c/o The Chase Manhattan
Certificates,    Bank, N.A.
Class B-2        P.O. Box 1508
                 Church Street Station
                 New York, NY  10008

Mortgage         Daly & Co.                 $     835,000.00        17.67
Pass-Through     Manufacturers and Traders
Certificates,    Trust Co.
Class B-2        PO Box 1377
                 Buffalo, NY  14240

Mortgage         Hare & Co.                  $  1,075,000.00        22.75
Pass-Through     c/o The Bank of New York
Certificates,    PO Box 11203
Class B-2        New York, NY  10249

Mortgage         PaineWebber Incorporated    $  1,375,031.00        29.10
Pass-Though      Attn: Frank Geremia/
Certificates,    MBS P&I
Class B-2        1000 Harbor Blvd., 8th Fl.
                 Weehawken, NJ  07087

Mortgage         OKGBD & Co.                 $  2,700,018.00        100
Pass-Through     c/o Bankers Trust
Certificates,    PO Box 704
Class B-3        Church Street Station
                 New York, NY  10005

Mortgage         CMI Investors               $         99.99        99.99
Pass-Through     5420 LBJ Freeway, Suite 515
Certificates,    Dallas, TX  75240
Class R

Mortgage         CMI Investors                $        99.99        99.99
Pass-Through     5420 LBJ Freeway, Suite 515
Certificates,    Dallas, TX  75240
Class R-1


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1995-2

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