Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

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

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1995-3
                  ISSUE DATE:  NOVEMBER 30, 1995
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4050406
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $  79,829,053.00          99.99
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc. Pension
Class A          Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1995-3

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