Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

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

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-1
                  ISSUE DATE:  MAY 1, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4080773
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         The Bank of New York     $  25,000,000.00          24.01
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ  07094
Class A-1

Mortgage         Bankers Trust Company    $  22,624,138.00          21.73
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc. Pension
Class A-1        Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Comerica Bank            $   6,500,000.00           6.24
Pass-Through     411 W. Lafayette
Certificates,    Capital Change-Proxy
Class A-1        Detroit, MI  48286

Mortgage         Compass Bank             $  50,000,000.00          48.02
Pass-Through     701 S. 20th St.
Certificates,    11th Fl.
Class A-1        Birmingham, AL 35233

Mortgage         Deseret Trust Co.-Zions  $  11,975,000.00          100
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-2

Mortgage         Deseret Trust Co.-Zionx  $   5,107,000.00          100
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-3

Mortgage         Edwards (A.G.) & Sons,   $   2,006,000.00          98.29
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-4        St. Louis, MO  63103

Mortgage         Donaldson, Lufkin &      $  28,740,000.00          92.74
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class A-5        140 Broadway, 26th Fl.
                 New York, NY  10005

Mortgage         Citicorp Services, Inc.  $  31,152,146.00          100
Pass-Through     PO Box 30576
Certificates,    Tampa, FL  33630
Class A-6

Mortgage         Bankers Trust Company    $   1,000,000.00           8.86
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc.
Class A-7        Custody Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Fleet Bank of            $  10,288,556.00          91.14
Pass-Through     Massachusetts, N.A.
Certificates,    c/o ADP Proxy Services
Class A-7        51 Mercedes Way
                 Edgewood, NY  11717

Mortgage         Edwards (A.G.) &         $   1,087,000.00          100
Pass-Through     Sons, Inc.
Certificates,    One N. Jefferson
Class A-8        St. Louis, MO 63103

Mortgage         Edwards (A.G.) &         $   6,424,000.00          98.50
Pass-Through     Sons, Inc.
Certificates,    One N. Jefferson
Class A-9        St. Louis, MO  63103

Mortgage         Boatman's Trust Company  $   1,000,000.00          28.43
Pass-Through     100 N. Broadway
Certificates,    St. Louis, MO  63102
Class A-10

Mortgage         Northern Trust Company   $     517,834.00          14.72
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-10

Mortgage         SSB-Custodian            $   2,000,000.00          56.85
Pass-Through     Global Proxy Unit, A5NW
Certificates,    PO Box 1631
Class A-10       Boston, MA  02105

Mortgage         Amalgamated Bank of NY   $     500,000.00          24.06
Pass-Through     Pension & Trust Accounts
Certificates,    11-15 Union Square West
Class A-11       New York, NY  10003

Mortgage         Firstar Trust Company    $   1,577,864.00          75.94
Pass-Through     777 E. Wisconsin Ave.
Certificates,    Milwaukee, WI  53202
Class A-11

Mortgage         Edwards (A.G.) & Sons,   $   1,998,000.00          97.80
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-12       St. Louis, MO  63103

Mortgage         Bankers Trust Company    $  67,441,870.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-13       Pension Trust Services
                 648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Citicorp Services, Inc.  $   7,882,052.00          100
Pass-Through     PO Box 30576
Certificates,    Tampa, FL  33630
Class A-14

Mortgage         Edwards (A.G.) & Sons,   $   1,725,000.00          99.42
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-15       St. Louis, MO  63103

Mortgage         Edwards (A.G.) & Sons,   $   1,934,000.00          94.76
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-16       St. Louis, MO  63103

Mortgage         Northern Trust Company   $  10,652,000.00          100
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-17

Mortgage         Edwards (A.G.) & Sons,   $   2,684,000.00          99.15
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-18       St. Louis, MO  63103

Mortgage         Chase Manhattan Bank     $ 135,386,130.00          100
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Fl.
Class X          New York, NY  10081

Mortgage         Bankers Trust Company    $   7,365,844.05          100
Pass-Through     Attn.:  Leslie Gaskill
Certificates,    3 Park Plaza, 16th Fl.
Class P          Irvine, CA  92714

Mortgage         Donaldson, Lufkin &      $  6,597,892.00           100
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-1        140 Broadway, 26th Fl.
                 New York, NY  10005

Mortgage         Donaldson, Lufkin &      $  1,317,000.00           26.62
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-2        140 Broadway, 26th Fl.
                 New York, NY  10005

Mortgage         Ell & Co.                $  2,954,419.00           59.70
Pass-Through     c/o Northern Trust
Certificates,    Company
Class B-2        PO Box 92395
                 Chicago, IL  60675

Mortgage         Mac & Co.                $    677,000.00           13.68
Pass-Through     Mellon Bank
Certificates,    PO Box 3195
Class B-2        Attn:  MBS Income Unit
                 Pittsburgh, PA  15230

Mortgage         Donaldson, Lufkin &      $  2,804,105.00          100
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-3        140 Broadway, 26th Fl.
                 New York, NY  10005

Mortgage         Paine Webber             $          99.99         99.99
Pass-Through     1000 Harbor Blvd., 8th
Certificates,    Fl., Bldg. A, P&I
Class R          Weehawken, NJ  07087
                 Attn.:  Frank Geremia


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1996-1

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