Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

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

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-2
                    ISSUE DATE:  JUNE 28, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4090068
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $  38,000,000.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc. Pension
Class A-1        Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Chase Manhattan Bank,    $   7,769,976.00          100
Pass-Through     Trust
Certificates,    Two Chase Manhattan
Class A-2        Plaza, 5th Fl.
                 New York, NY  10081

Mortgage         Chase Manhattan Bank,    $   7,894,550.00          100
Pass-Through     Trust
Certificates,    Two Chase Manhattan
Class A-3        Plaza, 5th Fl.
                 New York, NY  10081

Mortgage         Chase Manhattan Bank,    $   6,264,350.00          100
Pass-Through     Trust
Certificates,    Two Chase Manhattan
Class A-4        Plaza, 5th Fl.
                 New York, NY  10081

Mortgage         Bankers Trust Company    $   2,034,000.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-5        Pension Trust Services
                 648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Chase Manhattan Bank/    $   2,228,839.00          19.00
Pass-Through     Chemical Auto Settle
Certificates     Department
Class A-6        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Comerica Bank            $   2,500,000.00          21.31
Pass-Through     411 W. Lafayette
Certificates,    Capital Change-Proxy
Class A-6        Detroit, MI  48286

Mortgage         Northern Trust Company   $   6,000,000.00          51.16
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-6

Mortgage         SSB-Custodian            $   1,000,000.00           8.53
Pass-Through     Global Proxy Unit, A5NW
Certificates,    PO Box 1631
Class A-6        Boston, MA  02105

Mortgage         Hare & Co.               $   8,187,980.00          100
Pass-Through     c/o The Bank of New York
Certificates,    PO Box 11203
Class A-7        New York, NY  10249

Mortgage         Chase Manhattan Bank/    $  31,908,048.00          100
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class X          4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Kane & Co.               $   2,932,341.93          100
Pass-Through     c/o The Chase Manhattan
Certificates,    Bank NA
Class P          PO Box 1508
                 Church Street Station
                 New York, NY  10008

Mortgage         Luxury Boat & Co.        $     649,073.00          100
Pass-Through     c/o State Street Bank
Certificates,    PO Box 5756
Class B-1        Boston, MA  02206

Mortgage         Luxury Boat & Co.        $     216,358.00          100
Pass-Through     c/o State Street Bank
Certificates,    PO Box 5756
Class B-2        Boston, MA  02206

Mortgage         Luxury Boat & Co.        $     346,172.00          100
Pass-Through     c/o State Street Bank
Certificates,    PO Box 5756
Class B-3        Boston, MA  02206

Mortgage         CMI Investors            $     999,999.00          99.99
Pass-Through     5420 LBJ Freeway,
Certificates,    Suite 515
Class R          Dallas, TX  75240


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1996-2

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