Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

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

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-3
                    ISSUE DATE:  NOVEMBER 26, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4115253
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $   4,800,000.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc. Pension
Class A-1        Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         DLJ Mortgage Capital Inc. $  4,800,000.00          100
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY  10172
Class A-2

Mortgage         Chase Manhattan Bank/     $  16,000,000.00         76.19
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class A-3        4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         Edwards (A.G.) & Sons,    $   5,000,000.00          23.81
Pass-Through     Inc.
Certificates,    One N. Jefferson
Class A-3        St. Louis, MO  63103
                 New York, NY  10081

Mortgage         Deseret Trust Co. - Zions $   6,550,287.00          100
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-4

Mortgage         Boston Safe Deposit &     $  17,344,181.00          100
Pass-Through     Trust Co.
Certificates     c/o Mellon Bank N.A.
Class A-5        Three Mellon Bank Center
                 Room 153-3015
                 Pittsburgh, PA  15259

Mortgage         Chase Manhattan Bank      $  35,469,082.00          100
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Fl.
Class A-6        New York, NY  10081

Mortgage         Chase Manhattan Bank/     $  17,734,541.00          100
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-7        4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Morgan Stanley & Co.      $  17,734,541.00          100
Pass-Through     1 Pieerepont Plaza,
Certificates,    7th Fl.
Class A-8        Brooklyn, NY  11201

Mortgage         Chase Manhattan Bank/     $  26,350,000.00          100
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class A-9        4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Chase Manhattan Bank/     $  22,685,145.00          100
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-10       4 New York Plaza, 4th Fl.
                 New York, NY  10004

Mortgage         Donaldson, Lufkin &       $  22,685,145.00          100
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class A-11       277 Park Ave.
                 New York, NY  10172

Mortgage         Bank of New York          $   1,000,000.00          8.13
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ  07094
Class A-12

Mortgage         Chase Manhattan Bank/     $   2,000,000.00          16.27
Pass-Through     Chemical
Certificates,    Auto Settle Department
Class A-12       New York, NY  10004

Mortgage         First Union National Bank $   2,291,667.00          18.65
Pass-Through     401 S. Tryon St.
Certificates,    TR OPSCMG NC 1151
Class A-12       Charlotte, NC  28288

Mortgage         Key Bank National         $     700,000.00           5.69
Pass-Through     Association
Certificates,    4900 Tiuedeman Rd.
Class A-12       Brooklyn, OH  44144

Mortgage         Sanwa Bank California     $   1,750,000.00          14.23
Pass-Through     PO Box 513507
Certificates,    Los Angeles, CA  90051
Class A-12

Mortgage         SSB-Custodian             $   3,200,000.00          26.03
Pass-Through     Global Proxy Unit, A5NW
Certificates,    PO Box 1631
Class A-12       Boston, MA  02105

Mortgage         Donaldson, Lufkin &       $   8,792,643.00          100
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class X          277 Park Ave.
                 New York, NY  10172

Mortgage         Donaldson, Lufkin &       $   1,172,035.09          100
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class P          277 Park Ave.
                 New York, NY  10172

Mortgage         DLJ Mortgage Capital,     $   3,483,867.00          100
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class B-1        New York, NY  10172

Mortgage         DLJ Mortgage Capital,     $   2,177,422.00          100
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class B-2        New York, NY  10172

Mortgage         DLJ Mortgage Capital      $   1,393,550.00          100
Pass-Through     Newport Tower
Certificates,    525 Washington Blvd.,
Class B-3        31st Fl.
                 Jersey City, NJ  07310

Mortgage         Adams Viner and Mosler    $          99.99          99.99
Pass-Through     Ltd., Attn: Accounting
Certificates,    250 Austrailian Ave. S,
Class R          Suite 600
                 West Palm Beach, FL  33401

Mortgage         Adams Viner and Mosler    $          99.99          99.99
Pass-Through     Ltd., Attn: Accounting
Certificates,    250 Austrailian Ave. S,
Class R-1        Suite 600
                 West Palm Beach, FL  33401


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1996-3

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