Form 10-K
period 1996-12-31
PNC MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 314643

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

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-4
                    ISSUE DATE:  DECEMBER 31, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4118157
          (State or other jurisdiction       (IRS Employer
          of incorporation)                  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1996, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $  31,969,544.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc. Pension
Class IA-1       Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Chase Manhattan Bank/    $  7,680,000.00          100
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class IA-2       4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Deseret Trust Co.-Zions  $   4,700,000.00         100
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT  84147
Class IA-3

Mortgage         Chase Manhattan Bank/    $  25,494,373.00          100
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class IIA-1      4 New York Plaza
                 21st Fl.
                 New York, NY  10015

Mortgage         Morgan Stanley & Co.,    $  25,494,373.00          100
Pass-Through     One Pierrepont Plaza,
Certificates,    7th Fl.
Class IIA-2      Brooklyn, NY  11201

Mortgage         Chase Manhattan Bank/     $  11,164,000.00          100
Pass-Through     Broker & Dealer
Certificates     Clearance Department
Class IIA-3      4 New York Plaza
                 21st Fl.
                 New York, NY  10015

Mortgage         Deseret Trust Co.-Zions   $   3,436,000.00          100
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT  84147
Class IIA-4

Mortgage         Chase Manhattan Bank      $   9,658,126.00          100
Pass-Through     Two Chase Manhattan
Certificates,    Plaza, 5th Fl.
Class IIA-5      New York, NY  10081

Mortgage         Chase Manhattan Bank/     $  22,703,372.00          100
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class IIA-6      4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Bankers Trust Company     $  22,703,372.00          100
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class IIA-7      Pension Trust Services
                 648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         DLJ Securities Corp.      $     336,248.15          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IP

Mortgage         DLJ Securities Corp.      $   2,589,942.00          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IX

Mortgage         DLJ Securities Corp.      $     993,737.28          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IIP

Mortgage         DLJ Securities Corp.      $   3,122,756.00          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IIX

Mortgage         DLJ Securities Corp.      $   1,833,840.00          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class B-1

Mortgage         DLJ Securities Corp.      $   1,833,840.00          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class B-2

Mortgage         DLJ Securities Corp.      $     733,536.00          100
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class B-3

Mortgage         First Union National      $          49.99          99.99
Pass-Through     Bank of North Carolina
Certificates,    One First Union
Class R          Center TW-8
                 Charlotte, NC  28288

Mortgage         First Union National      $          49.99          99.99
Pass-Through     Bank of North Carolina
Certificates,    One First Union
Class R-1        Center TW-8
                 Charlotte, NC  28288

Mortgage         First Union National      $          49.99          99.99
Pass-Through     Bank of North Carolina
Certificates,    One First Union
Class R-2        Center TW-8
                 Charlotte, NC  28288


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Financial Statements, Exhibits Filed, and Reports on Form 8-K.
     -------   -------------------------------------------------------------

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


Principal Financial Officer and Director:

March 28, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 28, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1996-4

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