Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-30
CIK 314643

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-K

(Mark One)

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1997

                                  OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the transition period from ______ to ________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-4
                    ISSUE DATE:  DECEMBER 31, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4118157
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act:  None

   Title of each Class     Name of each exchange on which registered
________________________   _________________________________________
________________________   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:  None
____________________________________________________________________
                          (Title of Class)
____________________________________________________________________
                          (Title of Class)

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

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES _____  NO _____.  Not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not applicable.

              DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

                                  Part I
                                  ------

     Item 1.  Business.  Not applicable.
     ------   --------

     Item 2.  Properties.
     ------   ----------
The Registrant furnishes information regarding the mortgaged properties by reference to the annual report (the "Annual Report") filed under Item 14 hereof and attached hereto as Exhibit 99.1. Page 3 of the Annual Report pro-vides the number and aggregate principal balance of delinquent or foreclosed mortgage loans as well as the available credit, special hazard, bankruptcy and fraud coverage available to certain Certificates.

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

                               Part II
                               -------

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
     ------   -------------------------------------------------------------
Matters.  Not applicable.
-------

     Item 6.  Selected Financial Data.  Not applicable.
     ------   -----------------------

     Item 7.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
Results of Operation.  Not applicable.
--------------------

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
     -------   ----------------------------------------------------------
Not applicable.

     Item 8.  Financial Statements and Supplementary Data.  Not applicable.
     ------   -------------------------------------------

     Item 9.  Changes in and Disagreements With Accountants on Accounting and
     ------   ---------------------------------------------------------------
Financial Disclosure.  No material disagreement concerning accounting proce-
--------------------
dures or change of accountants has occurred.

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Wells Fargo Bank, N.A.  $  31,969,544.00          100.00
Pass-Through     26610 W. Agoura Rd.
Certificates,    Calabasas, CA 91307
Class IA-1

Mortgage         Bear, Stearns Securities $  7,680,000.00          100.00
Pass-Through     Corp.
Certificates,    One Metrotech Center No.
Class IA-2       4th Fl.
                 Brooklyn, NY 11201

Mortgage         Deseret Trust Co.-Zions  $   4,700,000.00         100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT  84147
Class IA-3

Mortgage         The Bank of New York     $  25,494,373.00          100.00
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class IIA-1

Mortgage         Morgan Stanley & Co.,    $  25,494,373.00          100.00
Pass-Through     Incorporated
Certificates,    One Pierrepont Plaza,
Class IIA-2      7th Fl.
                 Brooklyn, NY 11201

Mortgage         Deseret Trust Company -   $  11,164,000.00          100.00
Pass-Through     Zions
Certificates     P.O. Box 11558
Class IIA-3      Salt Lake City, UT 84147

Mortgage         Deseret Trust Co.-Zions   $   3,436,000.00          100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT  84147
Class IIA-4

Mortgage         Chase Manhattan Bank      $   9,658,126.00          100.00
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class IIA-5      New York, NY 10004

Mortgage         Bankers Trust Company     $  7,703,372.00           33.93
Pass-Through     C/o BT Services
Certificates,    Tennessee Inc.
Class IIA-6      648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Citibank, N.A.            $ 15,000,000.00           66.07
Pass-Through     P.O. Box 30576
Certificates,    Tampa, FL 33630
Class IIA-6

Mortgage         Credit Suisse First       $  22,703,372.00          100.00
Pass-Through     Boston Corporation
Certificates,    C/o ADP Proxy Services
Class IIA-7      Issuer Services
                 51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         DLJ Securities Corp.      $     336,248.15          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IP

Mortgage         DLJ Securities Corp.      $   2,589,942.00          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IX

Mortgage         Norwest Bank              $     993,737.28          100.00
Pass-Through     Minnesota N.A.
Certificates,    11000 Broken Land Pkwy.
Class IIP        Columbia, MD 21044

Mortgage         DLJ Securities Corp.      $   3,122,756.00          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class IIX

Mortgage         Cudd & Co.                $   1,833,840.00          100.00
Pass-Through     C/o The Chase Manhattan
Certificates,    Bank N.A.
Class B-1        P.O. Box 1508
                 Church Street Station
                 New York, NY 10008

Mortgage         DLJ Securities Corp.      $   1,833,840.00          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class B-2

Mortgage         Llama Company LP          $     733,536.00          100.00
Pass-Through     The Bank of New York
Certificates,    Tr UA Sep 30 97
Class B-3        101 Barclay St.
                 New York, NY 10286

Mortgage         First Union NA Bank of    $          49.99          99.99
Pass-Through     North Carolina
Certificates,    One First Union Center
Class R          TW-8
                 Charlotte, NC 28288

Mortgage         Bankers Trust Company     $          49.99          99.99
Pass-Through     London Branch
Certificates,    1 Appold St., Broadgate
Class R-1        London, UK

Mortgage         Bankers Trust Company     $          49.99          99.99
Pass-Through     London Branch
Certificates,    1 Appold St., Broadgate
Class R-2        London, UK



     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
8-K.
---

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

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PNC MORTGAGE SECURITIES CORP.
                                  as Sponsor
                                 (Registrant)

March 30, 1998           By:  \s\Thomas G. Lehmann          Vice President
                              --------------------
                               Thomas G. Lehmann

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

Date                                Signatures                   Title
----                                ----------                   -----

Principal Executive Officers and Directors:

March 30, 1998      \s\Saiyid T. Naqvi                  President and Director
                    ------------------
                    Saiyid T. Naqvi

March 30, 1998      \s\Alexander T. Topping, Jr.        Director and Senior
                    -----------------------------       Vice President
                    Alexander T. Topping, Jr.


Principal Financial Officer and Director:

March 30, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 30, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

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

"BALANCES FROM LAST FISCAL MONTH-END"

Carries forward the loan count and the aggregate principal balance of the Mortgage Pool from the previous Annual Report.

"PRINCIPAL POOL COLLECTIONS"

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

"CAPITAL LOSS"

Shows the amount of principal written off as a result of receiving sale and insurance proceeds on acquired property insufficient to cover the outstanding principal balance of the mortgage loan at the time of liquidation.

"BALANCE CURRENT FISCAL MONTH-END"

Provides the loan count and aggregate principal balance of the Mortgage Pool at the close of the current fiscal year.

"SCHEDULED INTEREST AT MORTGAGE RATE"

Shows scheduled interest collections. The fiscal year's aggregate interest installments at the pass-through rate due on the Certificate Principal Balance outstanding at the beginning of each fiscal month is shown under the appropriate column. The actual amount of interest distributed for the current fiscal year after the rounding adjustment is shown in the "Total" column.

"UNSCHEDULED INTEREST AT MORTGAGE RATE"

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

"OTHER"

Provides detailed information regarding collections of mortgage loan conversion fees, expense reimbursements, i.e., property preservation expenses, etc., gains on liquidated mortgage loans and hazard insurance premium refunds as a result of a liquidations-in-full on defaulted mortgage loans.

"SCHEDULED SERVICING FEE EXPENSES"

Provides a break-down of servicing fees payable to PNC Mortgage Securities Corp. and Seller/Servicers, representing the difference between interest collected at the mortgage rates and interest passed through to Certifi-cateholders at the pass-through rate (see Section E).

"UNSCHEDULED SERVICING FEES"

Provides detailed information on servicing fees directly related to the funds reported under "Unscheduled Interest at Mortgage Rate" (Section F).

"MISCELLANEOUS EXPENSES"

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

"NET FUNDS DISTRIBUTED"

Provides the aggregate amount distributed to Certificateholders for the current fiscal year.

"INSURANCE RESERVES"

Provides certain information regarding the status of the credit, special hazard, bankruptcy and fraud support established for certain Certificates.

"DELINQUENT INSTALLMENTS"

Provides certain information regarding delinquent mortgage loans as of the calendar year end.