Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                               OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from _______ to ________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-1
                    ISSUE DATE:  JANUARY 29, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4130904
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act:  None

      Title of each Class     Name of each exchange on which registered
___________________________   _________________________________________
___________________________   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:  None
_______________________________________________________________________
                          (Title of Class)
_______________________________________________________________________
                          (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable.

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Chase Manhattan Bank/    $ 26,790,619.00          27.43
Pass-Through     Salomon
Certificates,    4 New York Plaza
Class A-1        21st Fl.
                 New York, NY 10004

Mortgage         Fleet Bank of            $ 20,000,000.00          20.47
Pass-Through     Massachusetts, N.A.
Certificates,    Fleet Services Corp.
Class A-1        2nd Fl., NYROTO2B
                 Rochester, NY 14638

Mortgage         Goldman, Sachs & Co.     $ 50,892,920.00          52.10
Pass-Through     1 New York Plaza
Certificates,    45th Fl.
Class A-1        New York, NY 10004

Mortgage         A.G. Edwards & Sons, Inc.$  2,000,000.00          100.00
Pass-Through     1 N. Jefferson
Certificates,    St. Louis, MO 63103
Class A-2

Mortgage         Northern Trust Company   $ 10,800,000.00          100.00
Pass-Through     801 S. Canal C-IN
Certificates,    Chicago, IL 60607
Class A-3

Mortgage         Bankers Trust Company    $  7,843,750.00          100.00
Pass-Through     c/o BT Services
Certificates     Tennessee Inc.
Class A-4        648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Deseret Trust Co.-Zions  $ 15,000,000.00          100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT  84147
Class A-5

Mortgage         Chase Manhattan Bank/    $   6,275,000.00         100.00
Pass-Through     Broker & Dealer Clearance
Certificates,    Department, 21st Fl.
Class A-6        New York, NY 10015

Mortgage         DLJ Securities Corp.     $   5,711,924.69         100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY 10172
Class X

Mortgage         Norwest Bank Minnesota,  $   1,474,485.58         100.00
Pass-Through     N.A.
Certificates,    11000 Broken Land Pkwy.
Class P          Columbia, MD 21044

Mortgage         Enemel & Co.             $   2,970,000.00         100.00
Pass-Through     c/o Bankers Trust Co.
Certificates,    P.O. Box 704
Class B-1        Church Street Station
                 New York, NY 10008

Mortgage         Booth & Co.              $   1,485,000.00         100.00
Pass-Through     c/o The Northern Trust Co.
Certificates,    P.O. Box 92303
Class B-2        Chicago, IL 60675

Mortgage         Morgan Stanley & Co.     $   1,485,000.00         100.00
Pass-Through     One Pierrepont Plaza,
Certificates,    7th Fl.
Class B-3        Brooklyn, NY 11201

Mortgage         Credit-Based Asset       $          49.99          99.99
Pass-Through     Servicing and
Certificates,    Securitization LLC
Class R          335 Madison Ave
                 26th Floor
                 New York, NY 10017


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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

                         PNC MORTGAGE SECURITIES CORP.
                                  as Sponsor
                                 (Registrant)

March 31, 1998           By:  \s\Thomas G. Lehmann          Vice President
                              --------------------
                               Thomas G. Lehmann

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

Date                                Signatures                   Title
----                                ----------                   -----

Principal Executive Officers and Directors:

March 31, 1998      \s\Saiyid T. Naqvi                  President and Director
                    ------------------
                    Saiyid T. Naqvi

March 31, 1998      \s\Alexander T. Topping, Jr.        Director and Senior
                    -----------------------------       Vice President
                    Alexander T. Topping, Jr.


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-1

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