Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                   OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from ________ to __________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-3
                    ISSUE DATE:  NOVEMBER 26, 1996
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4115253
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act:  None

     Title of each Class     Name of each exchange on which registered
___________________________  _________________________________________
___________________________  _________________________________________

Securities registered pursuant to Section 12(g) of the Act:  None
______________________________________________________________________
                          (Title of Class)
______________________________________________________________________
                          (Title of Class)

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

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities YES _____ NO _____. Not applicable.

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $   4,800,000.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc.
Class A-1        648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         DLJ Mortgage Capital Inc.$   4,800,000.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY  10172
Class A-2

Mortgage         A. G. Edwards & Sons,    $   4,804,000.00          22.87
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-3        St. Louis, MO 63103

Mortgage         LBI-Lehman Government    $  16,000,000.00          76.19
Pass-Through     Securities Inc. (LBI)
Certificates,    200 Vesey Street
Class A-3        New York, NY  10285

Mortgage         Deseret Trust Co. - Zions $  6,550,287.00          100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-4

Mortgage         Corestates Bank/Common-  $   4,250,000.00          24.50
Pass-Through     wealth of PA
Certificates,    Global Corp Action
Class A-5        Dept. JAB5W
                 P.O. Box 1631
                 Boston, MA 02105

Mortgage         Chase Manhattan Bank     $   8,469,181.00          48.83
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class A-5        New York, NY 10004

Mortgage         SSB - Custodian          $   4,625,000.00          26.67
Pass-Through     Global Corp Action
Certificates,    Dept. JAB5W
Class A-5        P.O. Box 1631
                 Boston, MA 02105

Mortgage         Chase Manhattan Bank     $   35,469,082.00         100.00
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class A-6        New York, NY  10004

Mortgage         Chase Manhattan Bank/    $   17,734,541.00         100.00
Pass-Through     Chemical
Certificates,    Proxy Department, 13th Fl.
Class A-7        New York, NY  10004

Mortgage         Morgan Stanley & Co.     $   17,734,541.00         100.00
Pass-Through     1 Pieerepont Plaza,
Certificates,    7th Fl.
Class A-8        Brooklyn, NY  11201

Mortgage         Chase Manhattan Bank/    $  26,350,000.00          100.00
Pass-Through     Chemical
Certificates,    Proxy Department, 13th Fl.
Class A-9        4 New York Plaza
                 New York, NY 10004

Mortgage         Chase Manhattan Bank/    $  22,685,145.00          100.00
Pass-Through     Chemical
Certificates,    Proxy Department, 13th Fl.
Class A-10       New York, NY  10004

Mortgage         Donaldson, Lufkin &      $  22,685,145.00          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class A-11       277 Park Ave.
                 New York, NY  10172

Mortgage         Bank of New York         $   1,000,000.00           8.13
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ  07094
Class A-12

Mortgage         Chase Manhattan Bank/    $   2,000,000.00          16.27
Pass-Through     Chemical
Certificates,    Proxy Department, 13th Fl.
Class A-12       4 New York Plaza
                 New York, NY 10004

Mortgage         First Union National Bank $  2,291,667.00          18.65
Pass-Through     401 S. Tryon St.
Certificates,    TR OPSCMG NC 1151
Class A-12       Charlotte, NC  28288

Mortgage         KeyBank National          $    700,000.00           5.69
Pass-Through     Association
Certificates,    4900 Tiedeman Rd.
Class A-12       Brooklyn, OH  44144

Mortgage         Morgan Keegan &           $    900,000.00           7.32
Pass-Through     Company, Inc.
Certificates,    50 N. Front St.
Class A-12       Memphis, TN 38103

Mortgage         Sanwa Bank California     $    750,000.00           6.10
Pass-Through     P.O. Box 513507
Certificates,    Los Angeles, CA 90051
Class A-12

Mortgage         SSB - Custodian           $  3,200,000.00          26.03
Pass-Through     Global Corp Action
Certificates,    Dept. JAB5W
Class A-12       P.O. Box 1631
                 Boston, MA 02105

Mortgage         Donaldson, Lufkin &      $   8,792,643.00          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class X          277 Park Ave.
                 New York, NY  10172

Mortgage         Norwest Bank             $   1,172,035.09          100.00
Pass-Through     Minnesota N.A.
Certificates,    11000 Broken Land Pkwy
Class P          Columbia, MD 21044

Mortgage         Enemel & Co.             $   3,483,867.00          100.00
Pass-Through     c/o Bankers Trust Co.
Certificates,    P.O. Box 704
Class B-1        Church Street Station
                 New York, NY 10008

Mortgage         Enemel & Co.             $   2,177,422.00          100.00
Pass-Through     c/o Bankers Trust Co.
Certificates,    P.O. Box 704
Class B-2        Church Street Station
                 New York, NY 10008

Mortgage         Ell & Co.                $   1,393,550.00         100.00
Pass-Through     Northern Trust Co.  of
Certificates,    New York, Attn.:
Class B-3        Safekeeping Dept.
                 80 Broad St., 19th Fl
                 New York, NY 10004

Mortgage         CMI Investors 3 L P      $          49.99          99.99
Pass-Through     2 Lincoln Center
Certificates,    5420 LBJ Freeway, Suite 515
Class R          Dallas, TX 75240

Mortgage         CMI Investors 3 L P      $          49.99          99.99
Pass-Through     2 Lincoln Center
Certificates,    5420 LBJ Freeway, Suite 515
Class R-1        Dallas, TX 75240



     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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