Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from ________ to ________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-5
                    ISSUE DATE:  SEPTEMBER 30, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4185798
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500

Securities registered pursuant to Section 12(b) of the Act:  None

     Title of each Class     Name of each exchange on which registered
__________________________   _________________________________________
__________________________   _________________________________________

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Boston Safe Deposit      $   3,990,025.00          21.01
Pass-Through     and Trust Company
Certificates,    c/o Mellon Bank N.A.
Class A-2        Three Mellon Bank Center,
                 Room 153-3015

Mortgage         Firstar Trust Company    $ 15,000,000.00           78.99
Pass-Through     777 E.  Wisconsin Ave.
Certificates,    Milwaukee, WI  53202
Class A-2

Mortgage         Credit Suisse First      $  19,125,000.00          100.00
Pass-Through     Boston Corporation
Certificates,    c/o ADP Proxy Services
Class A-3        Issuer Services
                 51 Mercedes Way
                 Edgewood, NY  11717

Mortgage         Chase Manhattan Bank/    $  41,133,333.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class A-5        4 New York Plaza
                 21st Fl.
                 New York, NY  10015

Mortgage         Bankers Trust Company    $  22,066,667.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-6        648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Chase Manhattan Bank/    $  11,050,000.00          100.00
Pass-Through     Chemical
Certificates     4 New York Plaza
Class A-7        Proxy Department 13th Fl.
                 New York, NY  10004

Mortgage         Bank of New York         $   6,000,000.00          40.22
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class A-8

Mortgage         PNC Bank, National       $   8,187,610.00          54.88
Pass-Through     Association
Certificates,    1835 Market St.
Class A-8        11 Penn Center, 15th Fl.
                 Philadelphia, PA 19103

Mortgage         LBI - Lehman Government  $  34,314,211.00          100.00
Pass-Through     Securities Inc.
Certificates,    200 Vesey St.
Class A-9        New York, NY 10285

Mortgage         Donaldson, Lufkin &      $  34,314,211.00          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class A-10       277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Bankers Trust Company    $  17,300,000.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-11       Pension Trust Services
                 648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Bank of New York         $  22,649,102.00          33.98
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ  07094
Class A-12

Mortgage         Bankers Trust Company    $  17,075,000.00          25.61
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-12       648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Credit Suisse First      $  10,000,000.00          15.00
Pass-Through     Boston Corporation
Certificates,    c/o ADP Proxy Services
Class A-12       Issuer Services
                 51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         LBI - Lehman Government  $  12,375,000.00          18.56
Pass-Through     Securities Inc.
Certificates,    200 Vesey St.
Class A-12       New York, NY 10285

Mortgage         Chase Manhattan Bank/    $  18,772,000.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class A-13       4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         Chase Manhattan Bank/    $   3,000,000.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class A-14       4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         DLJ Securities Corp.     $  22,241,969.81          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY 10172
Class X

Mortgage         OKGBD & Co.              $   9,628,954.00          100.00
Pass-Through     c/o Bankers Trust
Certificates,    P.O. Box 704
Class B-1        Church Street Station
                 New York, NY 10015

Mortgage         OKGBD & Co.              $   2,626,078.00          100.00
Pass-Through     c/o Bankers Trust
Certificates,    P.O. Box 704
Class B-2        Church Street Station
                 New York, NY  10015

Mortgage         OKGBD & Co.              $   3,501,438.00          100.00
Pass-Through     c/o Bankers Trust
Certificates,    P.O. Box 704
Class B-3        Church Street Station
                 New York, NY  10015

Mortgage         Ailesbury Finance LLC    $          49.99          99.99
Pass-Through     c/o Thomas N.  Long, Esq.
Certificates,    1912 Capitol Ave., Suite 406
Class R          Cheyenne, WY 82001

Mortgage         Adams Viner & Mosler     $          49.99          99.99
Pass-Through     250 Australian Ave.  S.
Certificates,    Suite 600
Class R-1        West Palm Beach, FL 33401


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
8-K.
---
     EX-99.1  Report on the mortgaged properties filed under Part I, Item 2.

          The Registrant has filed a Report on Form 8-K on or before the tenth day of each of the last two months during the last quarter of the period covered by this report. Each such Report on Form 8-K described distribu-tions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed, as well as provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date.

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


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-5

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