Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 8-K

(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                 OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from _______ to ________

                 Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-2
                    ISSUE DATE:  FEBRUARY 27, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4136463
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Chase Manhattan Bank/    $  35,500,000.00          100.00
Pass-Through     Chemical
Certificates,    4 New York Plaza
Class A-1        Proxy Dept., 13th Fl.
                 New York, NY 10004

Mortgage         Chase Manhattan Bank     $ 19,885,000.00          100.00
Pass-Through     4 New York Plaza
Certificates,    13th Fl.= Department
Class A-2        4 New York Plaza,
                 13th Fl.
                 New York, NY  10004

Mortgage         A.G. Edwards & Sons,     $   9,665,000.00         97.11
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-3        St. Louis, MO 63103

Mortgage         Chase Manhattan Bank     $ 11,441,539.00          65.60
Pass-Through     4 New York Plaza,
Certificates,    13th Fl.
Class A-4        New York, NY 10004

Mortgage         Chase Manhattan Bank/    $   6,000,461.00         34.40
Pass-Through     Chemical
Certificates,    4 New York Plaza,
Class A-4        Proxy Dept., 13th Fl.
                 New York, NY 10004

Mortgage         Bank of New York         $  10,000,000.00         28.16
Pass-Through     925 Patterson Plank Rd.
Certificates     Secaucus, NJ 07094
Class A-5

Mortgage         BankBoston, N.A.         $   5,000,000.00         14.08
Pass-Through     150 Royal St.
Certificates,    Canton, MA 02021
Class A-5

Mortgage         Morgan Stanley & Co.     $   4,000,000.00         11.26
Pass-Through     Incorporated
Certificates,    One Pierrepont Plaza,
Class A-5        7th Fl.
                 Brooklyn, NY 11201

Mortgage         UMB Bank, N.A.           $ 15,000,000.00          42.25
Pass-Through     P.O. Box 419260
Certificates,    Kansas City, MO 64141
Class A-5

Mortgage         Smith Barney Inc.        $  3,446,000.00           97.07
Pass-Through     333 W. 34th St.
Certificates,    New York, NY 10001
Class A-6

Mortgage         BankBoston, N.A.         $  5,000,000.00           11.27
Pass-Through     150 Royal St.
Certificates,    Canton, MA 02021
Class A-7

Mortgage         Bankers Trust Company    $ 39,352,593.00           88.73
Pass-Through     C/o BT Services
Certificates,    Tennessee Inc.
Class A-7        648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         DLJ Securities Corp.     $  8,003,801.90           100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY  10172
Class X

Mortgage         Norwest Bank Minnesota   $    947,572.96           100.00
Pass-Through     11000 Broken Land Pkwy.
Certificates,    Columbia, MD 21044
Class P

Mortgage         Enemel & Co.             $   4,877,000.00          100.00
Pass-Through     c/o Bankers Trust Company
Certificates,    P.O. Box 704
Class B-1        Church Street Station
                 New York, NY 10015

Mortgage         OKGBD & Co.              $   1,774,000.00          100.00
Pass-Through     c/o Bankers Trust
Certificates,    P.O. Box 704
Class B-2        Church Street Station
                 New York, NY 10015

Mortgage         Ell & Co.                $   1,774,000.00          100.00
Pass-Through     c/o The Northern Trust Co.
Certificates,    P.O. Box 92395
Class B-3        Chicago, IL 60675

Mortgage         PaineWebber, Inc.         $         49.99           99.99
Pass-Through     1000 Harbor Blvd.
Certificates,    Weehawken, NJ 07087
Class R


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer

Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-2

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