Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from ___________ to _____________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-1
                      ISSUE DATE:  MAY 31, 1996
      (Exact name of the registrant as specified in charter)


       Delaware                              36-4080773
       (State or other jurisdiction          (IRS Employer
       of incorporation or organization)     Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

        Registrant's telephone number, including area code:

                            (847) 549-6500


Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each Class     Name of each exchange on which registered
_________________________   _________________________________________
_________________________   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:  None
_____________________________________________________________________
                          (Title of Class)
_____________________________________________________________________
                          (Title of Class)

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

                               Part II
                               -------

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
     ------   -------------------------------------------------------------
Matters.  Not applicable.
-------

     Item 6.  Selected Financial Data.  Not applicable.
     ------   -----------------------

     Item 7.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
Results of Operation.  Not applicable.
--------------------

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
     -------   -----------------------------------------------------------
Not applicable.

     Item 8.  Financial Statements and Supplementary Data.  Not applicable.
     ------   -------------------------------------------

     Item 9.  Changes in and Disagreements With Accountants on Accounting and
     ------   ---------------------------------------------------------------
Financial Disclosure.  No material disagreement concerning accounting proce-
--------------------
dures or change of accountants has occurred.

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         The Bank of New York     $  25,000,000.00          24.01
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ  07094
Class A-1

Mortgage         Bankers Trust Company    $  22,624,138.00          21.73
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-1        648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Comerica Bank            $   6,500,000.00           6.24
Pass-Through     411 W. Lafayette
Certificates,    Capital Change-Proxy
Class A-1        Detroit, MI  48286

Mortgage         Compass Bank             $  50,000,000.00          48.02
Pass-Through     701 S. 20th St.
Certificates,    11th Fl.
Class A-1        Birmingham, AL 35233

Mortgage         Deseret Trust Co.-Zions  $  11,975,000.00          100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-2

Mortgage         Deseret Trust Co.-Zion   $   5,107,000.00          100.00
Pass-Through     PO Box 11558
Certificates,    Salt Lake City, UT 84147
Class A-3

Mortgage         Edwards (A.G.) & Sons,   $   1,958,000.00          95.93
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-4        St. Louis, MO  63103

Mortgage         Bost & Co.               $  10,700,000.00          34.53
Pass-Through     C/o Mellon Bank
Certificates,    P.O. Box 3195
Class A-5        Pittsburgh, PA 15230-3195
                 Attn.: MBS Income Dept.

Mortgage         Donaldson, Lufkin &      $   2,000,000.00          6.45
Pass-Through     Jenrette Securities
Certificates,    Corporation, Newport Tower
Class A-5        525 Washington Blvd., 31st Fl.
                 Jersey City, NJ 07310-1689

Mortgage         Ell & Co.                $   4,300,000.00          13.88
Pass-Through     C/o Northern Trust Co.
Certificates,    P.O. Box 92395
Class A-5        Chicago, IL 60675-2395

Mortgage         OKGBD & Co.              $  13,990,000.00          45.14
Pass-Through     C/o Bankers Trust
Certificates,    P.O. Box 704
Class A-5        Church Street Station
                 New York, NY 10015

Mortgage         Citicorp Services, Inc.  $  31,152,146.00          100.00
Pass-Through     P.O. Box 30576
Certificates,    Tampa, FL  33630
Class A-6

Mortgage         Bankers Trust Company    $   1,000,000.00           8.86
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc.
Class A-7        648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Fleet Bank of            $  10,288,556.00          91.14
Pass-Through     Massachusetts, N.A.
Certificates,    Fleet Services Corp.
Class A-7        2nd Fl., NYROTO2B
                 Rochester, NY 14638

Mortgage         A.G. Edwards & Sons,     $     895,000.00          82.33
Pass-Through     Inc.
Certificates,    I N. Jefferson
Class A-8        St. Louis, MO 63103

Mortgage         Seattle-Northwest        $     115,000.00          10.57
Pass-Through     Securities Corporation
Certificates,    1420 Fifth Ave., Suite 4300
Class A-8        Seattle, WA 98101

Mortgage         A. G. Edwards &          $   6,182,000.00          94.78
Pass-Through     Sons, Inc.
Certificates,    1 N. Jefferson
Class A-9        St. Louis, MO  63103

Mortgage         Bankers Trust Company    $   1,000,000.00          28.43
Pass-Through     C/o BT Services
Certificates,    Tennessee Inc.
Class A-10       648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Northern Trust Company   $     517,834.00          14.72
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-10

Mortgage         SSB-Custodian            $   2,000,000.00          56.85
Pass-Through     Global Corp. Action
Certificates,    Dept. JAB5W
Class A-10       Boston, MA  02105

Mortgage         Amalgamated Bank of      $     500,000.00          24.06
Pass-Through     New York
Certificates,    11-15 Union Square West
Class A-11       New York, NY  10003

Mortgage         Firstar Trust Company    $   1,577,864.00          75.94
Pass-Through     777 E. Wisconsin Ave.
Certificates,    Milwaukee, WI  53202
Class A-11

Mortgage         A.G. Edwards & Sons,     $   1,723,000.00          84.33
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-12       St. Louis, MO  63103

Mortgage         Morgan, Keegan &         $     190,000.00           9.30
Pass-Through     Company, Inc.
Certificates,    50 N. Front St.
Class A-12       Memphis, TN 38103

Mortgage         Bankers Trust Company    $  67,441,870.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class A-13       648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Citibank, N.A.           $   7,882,052.00          100.00
Pass-Through     P.O. Box 30576
Certificates,    Tampa, FL  33630
Class A-14

Mortgage         A.G. Edwards Trust       $   1,705,000.00          98.27
Pass-Through     Company
Certificates,    2 N. Jefferson
Class A-15       P.O. Box 66734
                 St. Louis, MO 63166

Mortgage         A.G. Edwards & Sons,     $   1,898,000.00          93.00
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-16       St. Louis, MO  63103

Mortgage         Northern Trust Company   $  10,652,000.00          100.00
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-17

Mortgage         A. G. Edwards & Sons,    $   2,556,000.00          94.43
Pass-Through     Inc.
Certificates,    1 N. Jefferson
Class A-18       St. Louis, MO  63103

Mortgage         Chase Manhattan Bank     $ 135,386,130.00          100.00
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class X          New York, NY  10004

Mortgage         Bankers Trust Company    $   7,365,844.05          100.00
Pass-Through     Attn.:  Leslie Gaskill
Certificates,    3 Park Plaza, 16th Fl.
Class P          Irvine, CA  92714

Mortgage         Atwell & Co.             $    450,000.00            6.82
Pass-Through     C/o Chase Manhattan
Certificates,    Bank, N.A.
Class B-1        Attn.: Bond Interest
                 Collection Dept.
                 P.O. Box 456, Wall
                 Street Station
                 New York, NY 10005

Mortgage         Donaldson, Lufkin &      $    450,000.00           6.82
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-1        140 Broadway, 26th Fl.
                 New York, NY  10005

Mortgage         Donaldson, Lufkin &      $ 1,175,000.00           17.80
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-1        140 Broadway, 26th Fl.
                 New York, NY 10005

Mortgage         Donaldson, Lufkin &      $ 4,522,892.00           68.56
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-1        140 Broadway, 26th Fl.
                 New York, NY 10005

Mortgage         Enemel & Co.             $ 4,000,000.00           80.83
Pass-Through     P.O. Box 704
Certificates,    Church Street Station
Class B-2        New York, NY 10008

Mortgage         Enemel & Co.             $   948,419.00           19.16
Pass-Through     P.O. Box 704
Certificates,    Church Street Station
Class B-2        New York, NY 10008

Mortgage         Donaldson, Lufkin &      $  2,804,105.00          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class B-3        140 Broadway, 26th Fl.
                 New York, NY  10005


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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