Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1997

                                 OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the transition period from ________ to _________

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1996-2
                    ISSUE DATE:  JUNE 28, 1996
      (Exact name of the registrant as specified in charter)


       Delaware                              36-4090068
       (State or other jurisdiction          (IRS Employer
       of incorporation or organization)     Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $  38,000,000.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc.
Class A-1        648 Grassmere Park Dr.
                 Nashville, TN  37211

Mortgage         Chase Manhattan Bank,    $   7,769,976.00          100.00
Pass-Through     Trust
Certificates,    4 New York Plaza
Class A-2        13th Fl.
                 New York, NY  10004

Mortgage         Bancamerica Robertson    $     944,550.00          11.96
Pass-Through     Stephens - Account @2
Certificates,    Issuer Services
Class A-3        C/o ADP Proxy Services
                 51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         Bank of America -        $   6,950,000.00          88.04
Pass-Through     Safekeeping; Issuer
Certificates,    Services
Class A-3        C/o ADP Proxy Services
                 51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         Bank of America -        $   6,264,350.00          100.00
Pass-Through     Safekeeping; Issuer
Certificates,    Services
Class A-4        C/o ADP Proxy Services
                 51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         Bankers Trust Company    $   2,034,000.00          100.00
Pass-Through     c/o BT Services
Certificates,    648 Grassmere Park Dr.
Class A-5        Nashville, TN 37211

Mortgage         Chase Manhattan Bank/    $   2,228,839.00          19.00
Pass-Through     Chemical
Certificates     4 New York Plaza
Class A-6        Proxy Department, 13th Fl.
                 New York, NY  10004

Mortgage         Comerica Bank            $   2,500,000.00          21.31
Pass-Through     Cap.Chg./Proxy 7CBB/MC 3530
Certificates,    Detroit, MI 48275-3530
Class A-6

Mortgage         Northern Trust Company   $   7,000,000.00          59.68
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL  60607
Class A-6

Mortgage         Hare & Co.               $   8,187,980.00          100.00
Pass-Through     c/o The Bank of New York
Certificates,    PO Box 11203
Class A-7        New York, NY  10249

Mortgage         Chase Manhattan Bank/    $  31,908,048.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class X          4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Kane & Co.               $   2,932,341.93          100.00
Pass-Through     c/o The Chase Manhattan
Certificates,    Bank NA
Class P          PO Box 1508
                 Church Street Station
                 New York, NY  10008

Mortgage         Luxury Boat & Co.        $     649,073.00          100.00
Pass-Through     c/o State Street Bank
Certificates,    PO Box 5756
Class B-1        Boston, MA  02206

Mortgage         Luxury Boat & Co.        $     216,358.00          100.00
Pass-Through     c/o State Street Bank
Certificates,    PO Box 7576
Class B-2        Boston, MA  02206

Mortgage         Luxury Boat & Co.        $     346,172.00          100.00
Pass-Through     c/o State Street Bank
Certificates,    PO Box 5756
Class B-3        Boston, MA  02206

Mortgage         CMI Investors            $          99.99           99.99
Pass-Through     2 Lincoln Center,
Certificates,    Suite 515
Class R          5420 LBJ Freeway
                 Dallas, TX 75240


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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

Date                                Signatures                   Title
----                                ----------                   -----

Principal Executive Officers and Directors:

March 31, 1997      \s\Saiyid T. Naqvi                  President and Director
                    ------------------
                    Saiyid T. Naqvi

March 31, 1997      \s\Alexander T. Topping, Jr.        Director and Senior
                    -----------------------------       Vice President
                    Alexander T. Topping, Jr.


Principal Financial Officer and Director:

March 31, 1997      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1997      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

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