Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

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

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-3
                    ISSUE DATE:  APRIL 30, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4152188
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)

                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         BankBoston, N.A.         $   5,250,000.00         14.36
Pass-Through     150 Royal St.
Certificates,    Canton, MA 02021
Class IA-1

Mortgage         Chase Manhattan Bank     $ 25,500,000.00          67.77
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class IA-1       New York, NY 10004

Mortgage         Fiduciary SSB            $  5,800,361.00          15.87
Pass-Through     108 Myrtle St.
Certificates,    Newport Office Blvd.
Class IA-1       N. Quincy, MA 02171

Mortgage         Merrill Lynch, Pierce    $ 19,784,500.00          100.00
Pass-Through     Fenner & Smith, Inc.
Certificates,    4 Corporate Place
Class IA-2       Corporate Park 287
                 Piscataway, NJ 08855

Mortgage         Deseret Trust Co.-Zions  $ 31,741,470.00          100.00
Pass-Through     P.O. Box 11558
Certificates,    Salt Lake City, UT 84147
Class IA-3

Mortgage         Bank of New York          $ 44,000,000.00         100.00
Pass-Through     925 Patterson Plank Rd.
Certificates     Secaucus, NJ 07094
Class IA-4

Mortgage         Bank of America -         $   8,820,291.00        100.00
Pass-Through     Safekeeping; Issuer Services
Certificates,    C/o ADP Proxy Services
Class IA-5       51 Mercedes Way
                 Edgewood, NY 11717

Mortgage         Chase Manhattan Bank/     $   4,779,258.00        100.00
Pass-Through     Chemical
Certificates,    4 New York Plaza
Class IA-6       Proxy Dept., 13th Fl.
                 New York, NY 10004

Mortgage         Firstar Trust Company     $   1,616,275.00        100.00
Pass-Through     777 E. Wisconsin Ave.
Certificates,    Milwaukee, WI 53202
Class IA-7

Mortgage         Zions - EPA               $  28,500,000.00        100.00
Pass-Through     c/o Deseret Trust Company
Certificates,    P.O. Box 11558
Class IIA-2      Salt Lake City, UT 84147

Mortgage         Bankers Trust Company     $  8,000,000.00         5.71
Pass-Through     c/o BT Services Tennessee
Certificates,    Inc.
Class IIA-3      648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Chase Manhattan Bank      $ 20,000,000.00         14.29
Pass-Through     4 New York Plaza
Certificates,    13th Fl.
Class IIA-3      New York, NY 10004

Mortgage         Compass Bank              $ 30,000,000.00         21.44
Pass-Through     701 S. 20th St., 11th Fl.
Certificates,    Birmingham, AL 35233
Class IIA-3

Mortgage         Credit Suisse First       $ 20,000,000.00         14.29
Pass-Through     C/o ADP Proxy Services
Certificates,    51 Mercedes Way
Class IIA-3      Edgewood, NY 11717

Mortgage         M&I Marshall &            $ 14,610,604.00         10.44
Pass-Through     Isley Bank
Certificates,    1000 N. Water St.
Class IIA-3      P.O. Box 2977
                 Milwaukee, WI 53202

Mortgage         PWI CMO Account           $ 10,000,000.00          7.14
Pass-Through     1000 Harbor Blvd.,
Certificates,    8th Fl.
Class IIA-3      Weehawken, NJ 07087


Mortgage         SSB - Custodian           $ 25,000,000.00         17.86
Pass-Through     Global Corp. Action
Certificates,    Dept. JAB5W
Class IIA-3      P.O. Box 1631
                 Boston, MA 02105

Mortgage         Bankers Trust Company     $ 60,116,201.00         83.84
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class IIA-4      648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Boston Safe Deposit       $ 16,000,000.00         100.00
Pass-Through     And Trust Company
Certificates,    c/o Mellon Bank N.A.
Class IIA-6      Three Mellon Bank Center,
                 Room 153-3015
                 Pittsburgh, PA 15259

Mortgage         Bank of New York          $ 19,587,131.00         100.00
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class IIA-7

Mortgage         Bost & Co.                $   2,659,670.00         100.00
Pass-Through     c/o Mellon Bank
Certificates,    P.O. Box 3195
Class IB-1       Pittsburgh, PA 15230

Mortgage         Bost & Co.                $     379,952.00         100.00
Pass-Through     c/o Mellon Bank
Certificates,    P.O. Box 3195
Class IB-2       Pittsburgh, PA 15230

Mortgage         Bost & Co.                $     379,952.00         100.00
Pass-Through     c/o Mellon Bank
Certificates,    P.O. Box 3195
Class IB-3       Pittsburgh, PA 15230

Mortgage         Donaldson, Lufkin &       $   5,525,230.31         100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class II-X       277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $   6,117,050.59         100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class IX-2       277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Bost & Co.                $   3,450,000.00         48.04
Pass-Through     c/o Mellon Bank
Certificates,    P.O. Box 3195
Class IIB-1      Pittsburgh, PA 15230

Mortgage         Cudd & Co.                $   1,000,000.00         13.93
Pass-Through     c/o The Chase Manhattan
Certificates,    Bank, N.A.
Class IIB-1      P.O. Box 456
                 Wall Street Station
                 New York, NY 10005

Mortgage         Enemel & Co.              $   2,730,984.00         38.03
Pass-Through     c/o Bankers Trust
Certificates,    Company
Class IIB-1      P.O. Box 704
                 Church Street Station
                 New York, NY 10015

Mortgage         Enemel & Co.              $   4,488,115.00          100.00
Pass-Through     c/o Bankers Trust Co.
Certificates,    P.O. Box 704
Class IIB-2      Church Street Station
                 New York, NY 10015

Mortgage         DLJ Mortgage Capital,     $   1,795,246.00          100.00
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class IIB-3      New York, NY 10172

Mortgage         Donaldson, Lufkin &       $     129,474.89          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class I-P        277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         DLJ Mortgage Capital,     $          49.99          99.99
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class R          New York, NY 10172

Mortgage         Crispin Koehler Holding   $          49.99          99.99
Pass-Through     II LLC, c/o Crispin
Certificates,    Koehler Holding
Class R          Corporation
                 1440 Chapin Avenue,
                 Suite 310
                 Burlingame, CA 94010


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-3

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