Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

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

                  Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-6
                    ISSUE DATE:  SEPTEMBER 25, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4185795
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bank of New York         $  62,357,312.00          21.82
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class I-A

Mortgage         Bankers Trust Company/   $  20,000,000.00          7.00
Pass-Through     Corporate Clearance
Certificates,    A/C #16
Class I-A        130 Liberty St.
                 New York, NY 10006

Mortgage         Corestates Bank, N.A.    $  50,000,000.00          17.50
Pass-Through     P.O. Box 7618
Certificates,    F.  C. #1-9-1-21
Class I-A        Philadelphia, PA 19106

Mortgage         Goldman, Sachs & Co.     $  66,159,673.00          23.15
Pass-Through     1 New York Plaza
Certificates,    45th Fl.
Class I-A        New York, NY 10004

Mortgage         Merrill Lynch, Pierce    $  34,876,577.00          12.20
Pass-Through     Fenner & Smith
Certificates,    Safekeeping
Class I-A        4 Corporate Place
                 Corporate Park 287
                 Piscataway, NJ 08855

Mortgage         SSB - Custodian          $  15,668,000.00          5.48
Pass-Through     Global Corp.  Action
Certificates,    Dept.  JAB5W
Class I-A        Boston, MA 02105-1631

Mortgage         Bank of New York         $  20,695,626.00          5.04
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class II-A

Mortgage         Bankers Trust Company    $ 83,520,000.00          20.37
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class II-A       648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Boston Safe Deposit      $ 26,835,0000.00          6.54
Pass-Through     and Trust Company
Certificates,    c/o Mellon Bank N.A.
Class II-A       Three Mellon Bank
                 Center, Room 153-3015
                 Pittsburgh, PA 15259

Mortgage         Chase Manhattan Bank/    $  53,895,000.00          13.14
Pass-Through     Chemical
Certificates,    4 New York Plaza
Class II-A       Proxy Department
                 13th Fl.
                 New York, NY  10004

Mortgage         Goldman, Sachs & Co.     $  77,168,606.00          18.82
Pass-Through     1 New York Plaza
Certificates,    45th Fl.
Class II-A       New York, NY  10004

Mortgage         Mercantile Bank of        $  25,000,000.00           6.09
Pass-Through     St. Louis National
Certificates     Association Bond
Class II-A       P.O. Box 349
                 St. Louis, MO 63166

Mortgage         Northern Trust Company    $  24,610,000.00           6.00
Pass-Through     801 S.  Canal C-IN
Certificates,    Chicago, IL 60607
Class II-A

Mortgage         SSB Custodian             $  26,775,000.00           6.53
Pass-Through     Global Corp.  Action
Certificates,    Dept.  JAB5W
Class II-A       P.O. Box 1631
                 Boston, MA 02105

Mortgage         PNC Bank, National        $          49.99          99.99
Pass-Through     Association
Certificates,    One PNC Plaza,
Class I-R        26th Fl.
                 249 5th Ave.
                 Pittsburgh, PA 15222

Mortgage         PNC Bank, National        $          49.99          99.99
Pass-Through     Association
Certificates,    One PNC Plaza,
Class II-R       26th Fl.
                 249 5th Ave.
                 Pittsburgh, PA 15222


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
8-K.
---
     EX-99.1  Report on the mortgaged properties filed under Part I, Item 2.

          The Registrant has filed a Report on Form 8-K on or before the tenth day of each of the last two months during the last quarter of the period covered by this report. Each such Report on Form 8-K described distri-butions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed, as well as provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date.

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


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-6

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