Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

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

                    Commission File Number 33-84896

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-4
                    ISSUE DATE:  JUNE 27, 1997
      (Exact name of the registrant as specified in charter)


          Delaware                           36-4165234
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)  Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         Bankers Trust Company    $  38,992,477.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee, Inc. Pension
Class IPP-1      Trust Services
                 648 Grassmere Park Rd.
                 Nashville, TN  37211

Mortgage         Chase Manhattan Bank/    $  4,392,000.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class IPP-2      4 New York Plaza,
                 21st Fl.
                 New York, NY  10015

Mortgage         Bank of New York         $   6,068,000.00         100.00
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class IPP-3

Mortgage         Chase Manhattan Bank/    $   3,300,000.00          26.69
Pass-Through     Chemical
Certificates,    4 New York Plaza
Class IPP-4      Proxy Dept., 13th Fl.
                 New York, NY 10004

Mortgage         Fiduciary Trust Company  $   7,638,156.00          61.78
Pass-Through     International
Certificates,    Two World Trade Center,
Class IPP-4      96th Fl.
                 New York, NY 10048

Mortgage         Boatmans Trust Company   $     800,000.00           6.47
Pass-Through     100 N.  Broadway
Certificates,    St. Louis, MO 63102
Class IPP-4

Mortgage         Norwest Bank Colorado,   $     625,000.00           5.06
Pass-Through     National Association
Certificates,    1740 Broadway
Class IPP-4      Denver, CO 80274

Mortgage         Boston Safe Deposit and  $  20,000,000.00           21.97
Pass-Through     Trust Company
Certificates,    c/o Mellon Bank N.A.
Class IIPP-1     Three Mellon Bank Center
                 Room 153-3015
                 Pittsburgh, PA 15259

Mortgage         LBI-Lehman Government     $  36,000,000.00          39.56
Pass-Through     Securities Inc.  (LBI)
Certificates     200 Vesey Street
Class IIPP-1     New York, NY 10285

Mortgage         M&I Marshall & Isley Bank $  17,000,000.00          18.68
Pass-Through     1000 N.  Water St.
Certificates,    P.O. Box 2977
Class IIPP-1     Milwaukee, WI 53202

Mortgage         SSB - Custodian           $  15,000,000.00          16.48
Pass-Through     Global Corp Action
Certificates,    Dept.  JAB5W
Class IIPP-1     Boston, MA 02105

Mortgage         Bank of New York          $   2,330,000.00          10.84
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class IIPP-2

Mortgage         U.S. National Bank of     $  10,055,000.00          46.80
Pass-Through     Oregon
Certificates,    555 S.W. Oak - PL6
Class IIPP-2     Portland, OR 97204

Mortgage         Northern Trust Company    $   2,260,000.00          10.51
Pass-Through     801 S. Canal C-In
Certificates,    Chicago, IL 60607
Class IIPP-2

Mortgage         Union Bank of             $   2,030,000.00           9.44
Pass-Through     California,, N.A.
Certificates,    Safekeeping Department
Class IIPP-2     475 Sansome St., 11th Fl.
                 San Francisco, CA 94145

Mortgage         Bankers Trust Company     $  37,604,403.00           86.23
Pass-Through    c/o BT Services
Certificates,    Tennessee Inc.
Class IIPP-3     648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         SSB - Custodian           $   5,300,000.00            12.15
Pass-Through     Global Corp.  Action
Certificates,    Dept.  JAB5W
Class IIPP-3     Boston, MA 02105

Mortgage         Bank of New York          $   4,610,000.00             8.68
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class IIPP-4

Mortgage         Chase Manhattan Bank/     $  24,880,000.00            46.86
Pass-Through     Broker & Dealer Clearance
Certificates,    Department
Class IIPP-4     4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         Citibank, N.A.            $  13,000,000.00            24.48
Pass-Through     P.O. Box 30576
Certificates,    Tampa, FL 33630
Class IIPP-4

Mortgage          U.S. National Bank of    $  3,410,000.00              6.42
Pass-Through      Oregon
Certificates,     555 S.W. Oak - PL6
Class IIPP-4      Portland, OR 97204

Mortgage          Bankers Trust Company    $  3,067,516.00             34.67
Pass-Through      c/o BT Services
Certificates,     Tennessee Inc.
Class IIPP-5      648 Grassmere Park Dr.
                  Nashville, TN 37211

Mortgage          Boston Safe Deposit      $    490,000.00              5.54
Pass-Through      and Trust Company
Certificates,     c/o Mellon Bank N.A.
Class IIPP-5      Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA 15259

Mortgage          Chase Manhattan Bank     $  4,000,000.00             45.21
Pass-Through      4 New York Plaza
Certificates,     13th Fl.
Class IIPP-5      New York, NY 10004

Mortgage          First Bank National      $     650,000.00             7.34
Pass-Through      Association
Certificates,     c/o Ice Proxy Services
Class IIPP-5      71 Executive Blvd.
                  Farmingdale, NY 11735

Mortgage          Morgan Stanley & Co.     $   1,453,480.10             100.00
Pass-Through      One Pieerepont Plaza,
Certificates,     7th Fl.
Class IIPP-6      Brooklyn, NY 11201

Mortgage          Donaldson, Lufkin &      $   1,536,545.73             100.00
Pass-Through      Jenrette Securities
Certificates,     Corporation
Class II-P        277 Park Ave., 9th Fl.
                  New York, NY 10172

Mortgage          Donaldson, Lufkin &      $   6,552,790.49             100.00
Pass-Through      Jenrette Securities
Certificates,     Corporation
Class II-X        277 Park Ave., 9th Fl.
                  New York, NY 10172

Mortgage          DLJ Mortgage Capital,    $          49.99             99.99
Pass-Through      Inc.
Certificates,     277 Park Ave., 9th Fl.
Class R           New York, NY 10172

Mortgage          First Union National     $          49.99             99.99
Pass-Through      Bank of North Carolina
Certificates,     301 S.  College St.
Class R-1         One First Union Center TW9
                  Charlotte, NC 28288

Mortgage          First Union National     $          49.99             99.99
Pass-Through      Bank of North Carolina
Certificates,     301 S.  College St.
Class R-2         One First Union Center TW9
                  Charlotte, NC 28288

Mortgage          OKGBD & Co.              $   3,652,463.00              100.00
Pass-Through      c/o Bankers Trust
Certificates,     P.O. Box 704
Class B-1         Church Street Station
                  New York, NY 10015

Mortgage          Salkeld & Co.             $  2,483,675.00              100.00
Pass-Through      c/o Bankers Trust Co.
Certificates,     P.O. Box 704
Class B-2         Church Street Station
                  New York, NY 10008

Mortgage          Salkeld & Co.             $  1,607,083.00              100.00
Pass-Through      c/o Bankers Trust Co.
Certificates,     P.O. Box 704
Class B-3         Church Street Station
                  New York, NY 10008

Mortgage          Donaldson, Lufkin &       $    595,842.00              100.00
Pass-Through      Jenrette Securities
Certificates,     Corporation
Class I-P         277 Park Ave., 9th Fl.
                  New York, NY 10172

Mortgage          Donaldson, Lufkin &       $  2,071,948.64              100.00
Pass-Through      Jenrette Securities
Certificates,     Corporation
Class I-X         277 Park Ave., 9th Fl.
                  New York, NY 10172


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
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

Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer

Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-4

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