Form 10-K
period 1997-12-31
PNC MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 314643

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1997

                                OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from _____ to _____

                  Commission File Number 333-38121

                   PNC MORTGAGE SECURITIES CORP.
                MORTGAGE PASS-THROUGH CERTIFICATES,
                           SERIES 1997-8
                    ISSUE DATE:  NOVEMBER 25, 1997
      (Exact name of the registrant as specified in charter)

          Delaware                           36-4201214
          (State or other jurisdiction       (IRS Employer
          of incorporation or organization)   Identification No.)

                        75 NORTH FAIRWAY DRIVE
                     VERNON HILLS, ILLINOIS  60061

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

                               Part III
                               --------

     Item 10.  Directors and Executive Officers of the Registrant.  Not
     -------   --------------------------------------------------
applicable.

     Item 11.  Executive Compensation.  Not applicable.
     -------   ----------------------

     Item 12.  Security Ownership of Certain Beneficial Owners and Manage-
     -------   -----------------------------------------------------------
ment.  As of December 31, 1997, the following persons were known to the
----
Registrant to be the registered beneficial owners of more than 5% of the aggregate fractional undivided interest evidenced by any publicly offered
Certificates:



(1)              (2)                     (3)                      (4)
                 Name and Address        Amount and Nature of     Percent of
Title of Class   of Beneficial Owner     Beneficial Ownership     Class
--------------   -------------------     --------------------     -----------
Mortgage         SSB - Custodian          $ 363,533,005.00          100.00
Pass-Through     Global Corp.  Action
Certificates,    Dept.  JAB5W
Class I-A-1      P.O. Box 1631
                 Boston, MA 02105

Mortgage         Bankers Trust Company    $ 85,246,108.00           100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class II-A-1     649 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Chase Manhattan Bank/    $  49,716,107.00          68.66
Pass-Through     4 New York Plaza
Certificates,    Proxy Department,
Class II-A-2     13th Fl.
                 New York, NY 10004

Mortgage         Citibank, N.A.           $  22,695,103.00          31.34
Pass-Through     P.O. Box 30576
Certificates,    Tampa, FL 33630
Class II-A-2

Mortgage         BankBoston, N.A.         $   5,000,000.00          7.63
Pass-Through     150 Royal St.
Certificates,    Canton, MA 02021
Class II-A-3

Mortgage         Chase Manhattan Bank     $  50,433,112.00          76.92
Pass-Through     4 New York Plaza
Certificates     13th Fl.
Class II-A-3     New York, NY 10004

Mortgage         LBI-Lehman Government    $  10,130,069.00          15.45
Pass-Through     Securities Inc.  (LBI)
Certificates,    200 Vesey St.
Class II-A-3     New York, NY 10285

Mortgage         Bankers Trust            $   6,388,029.00          100.00
Pass-Through     c/o BT Services
Certificates,    Tennessee Inc.
Class II-A-4     648 Grassmere Park Dr.
                 Nashville, TN 37211

Mortgage         Bankers Trust/Dealer     $   6,455,496.00          61.54
Pass-Through     Clearance
Certificates,    16 Wall St.
Class II-A-5     New York, NY  10005

Mortgage         Firstar Trust Company    $   4,034,613.00          38.46
Pass-Through     777 E.  Wisconsin Ave.
Certificates,    Milwaukee, WI 53202
Class II-A-5

Mortgage         Chase Manhattan Bank/    $     555,409.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class II-A-6     4 New York Plaza,
                 21st Fl.
                 New York, NY 10015

Mortgage         A. G. Edwards & Sons,    $  7,423,000.00           100.00
Pass-Through     Inc., 1 N. Jefferson
Certificates,    St. Louis, MO 63103
Class II-A-7

Mortgage         Chase Manhattan Bank/    $  59,639,283.00          100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class II-A-8     4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         Chase Manhattan Bank/     $   4,901,652.00         100.00
Pass-Through     Broker & Dealer
Certificates,    Clearance Department
Class II-A-9     4 New York Plaza, 21st Fl.
                 New York, NY 10015

Mortgage         Bank of New York          $  10,086,644.00         100.00
Pass-Through     925 Patterson Plank Rd.
Certificates,    Secaucus, NJ 07094
Class II-A-10

Mortgage         Boston Safe Deposit       $ 100,539,062.00         100.00
Pass-Through     and Trust company
Certificates,    c/o Mellon Bank N.A.
Class III-PT     Three Mellon Bank Center,
                 Room 153-3015
                 Pittsburgh, PA 15259

Mortgage         DLJ Mortgage Capital,     $  10,725,313.00         100.00
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class I-B-1      New York, NY 10172

Mortgage         DLJ Mortgage Capital,     $   6,825,198.00          100.00
Pass-Through     Inc.
Certificates,    277 Park Ave., 9th Fl.
Class I-B-2      New York, NY 10172

Mortgage         DLJ Mortgage Capital,     $   4,290,125.00          100.00
Pass-Through     Inc.
Certificates,    277 Park ave., 9th Fl.
Class I-B-3      New York, NY 10172

Mortgage         Donaldson, Lufkin &       $  21,674,172.94          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class I-X-1      277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $  21,674,172.94          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class I-X-2      277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $     152,576.72          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class I-P        277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $     142,701.19          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class II-P       277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $  35,143,021.74          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class II-X       277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Adams Viner and Mosler    $          49.99          99.99
Pass-Through     Ltd.
Certificates,    250 Australian Ave.  S.
Class R          Suite 600
                 West Palm Beach, FL 33401

Mortgage         DLJ Mortgage Capital Inc. $  11,132,668.00          100.00
Pass-Through     277 Park Ave.
Certificates,    New York, NY 10172
Class II-B-1

Mortgage         DLJ Mortgage Capital Inc. $   3,254,164.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY 10172
Class II-B-2

Mortgage         DLJ Mortgage Capital Inc. $   1,712,718.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY 10172
Class II-B-3

Mortgage         DLJ Mortgage Capital Inc. $   2,244,486.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY 10172
Class III-B-1

Mortgage         DLJ Mortgage Capital Inc. $     417,579.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY 10172
Class III-B-2

Mortgage         DLJ Mortgage Capital Inc. $     313,184.00          100.00
Pass-Through     277 Park Ave., 9th Fl.
Certificates,    New York, NY 10172
Class III-B-3

Mortgage         Donaldson, Lufkin &       $   9,303,707.80          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class III-X      277 Park Ave., 9th Fl.
                 New York, NY 10172

Mortgage         Donaldson, Lufkin &       $     201,782.40          100.00
Pass-Through     Jenrette Securities
Certificates,    Corporation
Class III-P      277 Park Ave., 9th Fl.
                 New York, NY 10172


     Item 13.  Certain Relationships and Related Transactions.  Not applicable.
     -------   ----------------------------------------------

                               Part IV
                               -------

     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form
     -------   -------------------------------------------------------------
8-K.
---
     EX-99.1  Report on the mortgaged properties filed under Part I, Item 2.

          The initial distribution to Certificateholders occurred on December 26, 1997. A Report on Form 8-K covering such distribution, as well as certain information regarding delinquent Mortgage Loans and credit enhancements as of the Distribution Date, was filed by the Registrant on or before the tenth day of January 1998. This report covers the initial distribution only.

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


Principal Financial Officer and Director:

March 31, 1998      \s\Douglas H. Burr                  Director, Senior Vice
                    -------------------                 President and Chief
                    Douglas H. Burr                     Financial Officer


Principal Accounting Officer:

March 31, 1998      \s\John W. Lauber                   Vice President and
                    -----------------                   Controller
                    John W. Lauber

                    PNC MORTGAGE SECURITIES CORP.
                 MORTGAGE PASS-THROUGH CERTIFICATES,
                            SERIES 1997-8

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