Form 10-K
PNC MORTGAGE SECURITIES CORP
filed 1999-03-30
CIK 314643

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

               DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Reports on Form 8-K concerning the registrant's Mortgage Pass-Through Certificates Series 1997-1 ("Certificates") issued pursuant to the Pooling and Servicing Agreement dated as of January 1, 1997 (the "Pooling Agreement") are incorporated by reference as set forth in Part IV, Item 14.

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

Part IV

Item 14. Exhibits, Financial Statement, Schedules, and Reports on Form 8-K.

     The Pooling Agreement requires an officer's certificate to be delivered to the trustee under the Pooling Agreement on or before April 30, 1998 and each April 30 thereafter stating as to the signer thereof, that (i) a review of the activities of the master servicer under the Pooling Agreement during the calendar year ended December 31, 1997 and each December 31 thereafter and performance under the Pooling Agreement had been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, such master servicer had fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer's certificate dated as of March 12, 1999 is attached hereto as
Exhibit 99.1.

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

PNC    Mortgage    Securities   Corp.,   Mortgage    Pass-Through
Certificates, Series: 1997-1, Monthly Distribution Report for month indicated, 1998.

                                   Date Filed
January                            February 10, 1998
February                           March 10, 1998
March                              April 10, 1998
April                              May 11, 1998
May                                June 9, 1998
June                               July 9, 1998
July                               August 10, 1998
August                             September 9, 1998
September                          October 13, 1998
October                            November 5, 1998
November                           December 10, 1998
December                           January 5, 1999

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PNC MORTGAGE SECURITIES CORP.
                              (Registrant)

                              By: \s\Richard Careaga
                              ---------------------------
                              Richard Careaga
                              Second Vice President
Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By \s\Michael L. Parker
------------------------------------
Michael L. Parker
President and Director
Date March 29, 1999

By \s\Douglas H. Burr
------------------------------------
Douglas H. Burr
Senior Vice President,
Chief Financial Officer and Director
Date March 29, 1999

By \s\Alexander T. Topping, Jr.
------------------------------------
Alexander T. Topping, Jr.
Senior Vice President and Director
Date March 29, 1999

By \s\John W. Lauber
------------------------------------
John W. Lauber
Vice President and Controller
Date March 29, 1999

By \s\Saiyid T. Naqvi
------------------------------------
Saiyid T. Naqvi
Director
Date March 29, 1999